Form 10KSB
period 2001-06-30
HORNBLOWER INVESTMENTS INC
filed 2002-03-04
CIK 1136464

U.S. Securities and Exchange Commission
                      Washington, DC 20549

                         FORM 10 K SB/A

 [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE
                           ACT OF 1934

          For the fiscal year ended June 30, 2000

                   Commission File No. 0-32443

                  HORNBLOWER INVESTMENTS, INC.

COLORADO                                      98-0219157
(State or other jurisdiction of            (IRS Employer
incorporation or organization)               ID Number)

         3215 MATHERS AVENUE, WEST VANCOUVER, BC, CANADA    V7V 2K6
             (Address of principal executive office)       (Zip code)

         Issuer's telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. As of June 30, 2001: $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.  The number of shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 560,000 shares common stock. This Form 10K SB consists of 16 pages.

                    FORM 10K SB ANNUAL REPORT

                        TABLE OF CONTENTS

                  HORNBLOWER INVESTMENTS, INC.

PART I
          ITEM                                              PAGE

Item   1       Description of Business.........................1
Item   2       Description of Property.........................4
Item   3       Legal Proceedings...............................4
Item   4       Submission of Matters to a Vote of
               Security Shareholders  .........................4
PART II

Item   5       Market for the Registrant's Common Equity
               and Related Stockholder Matter..................4
Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations............ 4
Item   7       Financial Statements............................5
Item   8       Changes in and Disagreements on Accounting and
               Financial Disclosure...........................13

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a)
               of the Exchange Act............................15
Item 10        Executive Compensation.........................15
Item 11        Security Ownership of Certain Beneficial Owners
               and Management.................................16
Item 12        Certain Relationships and Related Transactions.16
Item 13        Exhibits and Reports on Form 8-K...............16

          Signatures......................................... 16


Part I


          Item 1.  Description Of Business.

General Description of Registrant

Hornblower Investments, Inc. was incorporated under the laws of the State of Colorado on January 19, 2000 and is in the early developmental and promotional stages. To date our only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

Narrative Description of Business

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

The Company intends to continue to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Hornblower Investments, Inc. anticipates that the business opportunities presented to it will:

     (i) be recently organized with no operating history or a history of losses attributable to under-capitalization or other factors;
          (ii) be experiencing financial or operating difficulties;
     (iii} be in need of funds to develop a new product or service or to expand into a new market;
          (iv) be relying upon an untested product or marketing concept; or
          (v) have a combination of the characteristics mentioned in
(i)through(iv).

The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry and may, therefore, engage in essentially
any business, to the extent of its  limited resources.   This includes
industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into Hornblower Investments, Inc., is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued or purchased from the current principal shareholders by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity. There are numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future. This is due to the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems that may exist and to implement, or be primarily responsible for the implementation of required changes.

Hornblower Investments, Inc. may participate in a business opportunity with a newly organized firm or with a firm that is entering a new phase of growth. We should emphasize that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness. The eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities. It is emphasized that management of Digicom Services, Inc. may effect transactions having a potentially adverse impact upon its shareholders pursuant to the authority and discretion of management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Holders of the Company's securities should not anticipate that we will necessarily furnish such holders, prior to any merger or acquisition, with financial statements or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

Hornblower Investments, Inc. anticipates that it will consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     3. Whether, following the business combination, the financial condition of the business opportunity would be or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Hornblower Investments, Inc. to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule l5c2-6 recently adopted by the Securities and Exchange Commission

     4. Capital requirements and anticipated availability of required funds to be provided by Hornblower Investments, Inc. or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the business opportunity can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.



 Item     2    Description Of Property

An officer of the Registrant provides office facilities at 3215 Mathers Avenue, West Vancouver, British Columbia. There is no charge for the use of these facilities. The Company maintains no other office and owns no real estate.

Item      3    Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item      4    Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2001.



PART II

Item      5    Market for Common Equity and Related Stockholder Matters

There is no public trading market for the Company's securities.

Item      6    Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources. The Company is a development stage company and has not had any revenues to date. The Company had no revenues during the year ended June 30, 2001. The ability of the Registrant to achieve its operational goals will depend upon its ability
implement its business plan.   Additional capital is needed to continue
or expand its operations, but there is no assurance that such capital in equity or debt form will be available.

Results of Operations. The Company is a development stage company that generated no revenue during the past year. The Company accumulated a deficit of approximately $ 1,597 for the fiscal year ending June 30, 2001.

Item     7    Financial Statements

Audited financial statements for the year ended June 30, 2001  follow.




















                      HORNBLOWER INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)






                              AUDIT REPORT

                              JUNE 30, 2001











                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                     1780 South Bellaire, Suite 500
                         Denver, Colorado 80222
                      HORNBLOWER INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                      INDEX TO FINANCIAL STATEMENTS


                       TABLE OF CONTENTS



ITEM                                                         PAGE

Report of Certified Public Accountant
...............................................................7

Balance Sheet, as at June 30, 2001 and 2000...................8

Statement of Operations for the year ended June 30, 2001
and for the period January 19, 2000 (Inception)
through June 30,2000..........................................9

Statement of Stockholders' Equity  (Deficit) for the year ended
June 30, 2000 and for the period January 19, 2000 (Inception)
through June 30, 2000....................................... 10

Statement of Cash Flows for the year ended June 30, 2001
And for the period from January 19, 2000 (Inception)
through June 30, 2000........................................11


Notes to Financial Statements
..............................................................12











                        Janet Loss, C.P.A., P.C.
                       Certified Public Accountant
                     1780 South Bellaire, Suite 500
                         Denver, Colorado 80210
                             (303) 782-0878

                      INDEPENDENT AUDITOR'S REPORT



Board of Directors
Hornblower Investments, Inc.
3215 Mathers Avenue
West Vancouver, BC V7V 2K6 Canada

I have audited the accompanying Balance Sheets of Hornblower Investments, Inc. (A Development Stage Enterprise) as of June 30, 2001 and 2000 and the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended June 30, 2001 and for the period January 19, 2000 (Inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hornblower Investments, Inc. (a development stage enterprise) as of June 30, 2001 and 2000 and the results of its operations and changes in its cash flows for the year ended June 30, 2001 and for the period from January 19, 2000 (Inception) through June 30, 2000, in conformity with generally accepted accounting principles.


/S/ Janet Loss, C.P.A., P.C.
     Janet Loss, C.P.A., P.C.

February 20, 2002
                      HORNBLOWER INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                             BALANCE SHEETS
                      AS AT JUNE 30, 2001 AND 2000
                                                  2001         2000
                                 ASSETS

  CURRENT ASSETS:
       CASH                                 $      103         $   788

         TOTAL   CURRENT  ASSETS                   103             788

         TOTAL  ASSETS                             103             788

                  LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:                          0               0

       STOCKHOLDERS' EQUITY:
          COMMON STOCK, $0.001 PAR
          VALUE; 100,000,000 SHARES
          AUTHORIZED AND 560,000 SHARES
          ISSUED AND OUTSTANDING                   560             560

          PREFERRED STOCK, $0.001 PAR
          VALUE - 10,000,000 AUTHORIZED
          NONE ISSUED AND OUTSTANDING                0               0

         ADDITIONAL PAID-IN CAPITAL              1,140           1,140

       (DEFICIT) ACCUMULATED DURING
       THE DEVELOPMENT STAGE                    (1,597)           (912)

       TOTAL STOCKHOLDERS'
       EQUITY (DEFICIT)                            103             788

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                   $    103       $     788

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS
                      HORNBLOWER INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED JUNE 30, 2001
             AND FOR THE PERIOD JANUARY 19, 2000 (INCEPTION)
                        THROUGH JANUARY 31, 2001

                                             2001            2000

REVENUES:                             $         0        $       0


OPERATING EXPENSES:

DOCUMENT PREPARATION AND FILING FEES          600              900
OFFICE          EXPENSES                       85               12

TOTAL OPERATING EXPENSES                      685              562


NET (LOSS) FOR THE PERIOD                  (  685)          (  912)


NET (LOSS) PER SHARE                    $   (0.00)        $  (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 560,000          560,000












THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.
                      HORNBLOWER INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 19, 2000 (INCEPTION)
                        THROUGH JANUARY 31, 2001



              COMMON
              STOCK                                             DEFICIT
              NUMBER            PREFERRED                       ACCUMULATE
              OF       COMMON   STOCK                           DURING        TOTAL
              SHARES   STOCK    NUMBER      PREFERRED  OTHER    THE           STOCKHOLDER'S
                       AMOUNT   OF          STOCK      PAID IN  DEVELOPMENT   EQUITY
                                SHARES      AMOUNT     CAPITAL  STAGE

 COMMON
 STOCK        500000   500      0           0          0        0             500
 ISSUED
JANUARY 19,
 2000 FOR
SERVICES

COMMON
STOCK         60000    60       0           0          1140     0             1,200
ISSUED
MARCH
31, 2000
FOR CASH

(LOSS)
FOR THE       0        0        0           0          0        (912)         (912)
PERIOD
ENDED
JUNE 30,
2000

______________________________________________________________________________
BALANCES
JUNE 30,
2000          560000   560      0           0           1140      (912)        788

(LOSS)
FOR
THE YEAR
ENDED         0        0        0           0           0         (685)       (685)
JUNE 30,
2001

______________________________________________________________________________
BALANCES
JUNE 30,
2001          560000   560      0           0           1140      (1,597)      103







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS
                      HORNBLOWER INVESTMENTS, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENTS OF CASH FLOWS
                    AFOR THE YEAR ENDED JUNE 30, 2001
             AND FOR THE PERIOD JANUARY 19, 2000 (INCEPTION)
                          THROUGH JUNE 30, 2000





                                                        2001        2000
CASH FLOWS FROM (BY) OPERATING
ACTIVITIES:

NET  INCOME  (LOSS)  FOR THE  PERIOD                    (685)       (912)


CASH FLOWS FROM INVESTING ACTIVITIES:                    0           0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

    ISSUANCE   OF  COMMON   STOCKS                       0           1700


INCREASE (DECREASE) IN CASH FOR THE PERIOD               (685)        788
CASH,   BEGINNING   OF   PERIOD                                       788
0

CASH,  END OF PERIOD                              $        103        788







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                      HORNBLOWER INVESTMENTS, INC.
                    (FORMERLY NEMO ENTERPRISES, INC.)
                     (a Development Stage Enterprise

                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001


NOTE I - ORGANIZATION AND HISTORY

Hornblower Investments, Inc. is a Colorado Corporation and the Company has been in the development stage since its formation on January 19,2000

The Company's only activities have been organizational, directed at raising its initial capital and developing its business plan.

On January 19, 2000, Hornblower Investments, Inc. issued 500,000 shares of common stock to its sole officer and director as founders' shares in return for the time, effort and expenses to organize and form the corporation. On March 18, 1999 the Company issued 60,000 shares of common stock to twelve individuals for cash.

NOTE II - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES

The Company has been in the development stage since inception.

ACCOUNTING METHOD

The Company records income and expenses on the accrual method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, cash on deposit, and highly liquid investments with maturities generally of three months or less. At September 30, 2001, there was $0 in cash equivalents.

YEAR END

The Company has elected to have a fiscal year ended September 30.


USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of financial statements, as well as revenues and expenses reported for the periods presented. The Company regularly assesses these estimates and, while actual results may differ management believes that the estimates are reasonable.


NOTE III - RELATED PARTY TRANSACTIONS

NA
Item 8 Changes And Disagreements With Accountants On Accounting And Financial Disclosures

There have been no changes or disagreements with the Company's independent outside auditor.

Part III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the registrant are as follows:

      Name                      Age            Position
Period of Service

Inge L. E. Kerster              55             President
                                               Sole officer
                                               and director since
                                               January 19, 2000
                                               (Inception)

The Directors of the Company hold office until the next annual meeting of he shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Inge L.E. Kerster who is Hornblower Investments, Inc.'s President, has served as the sole officer and director of the Company since
January, 2000.

Ms. Kerster is currently President and majority shareholder of Sandringham Investments, Limited, a British Columbia corporation engaged in providing consulting services relating to mergers and acquisitions and assisting Canadian companies seeking publicly trading status in the United States.


ITEM 10   EXECUTIVE COMPENSATION

During the year ended June30, 2000, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.


Item      11.   Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth information, as of September 30, 2000 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.

Title           Name and Address of        Amount and Nature   Percent of
                Owner                      of Ownership        Ownership

Common    Inge L. E. Kerster*                  500,000           89.291
          3215 Mathers Avenue
          West Vancouver, BC V7V 2K6

Item 12   Certain Relationships and Related Transactions

None

Item 13   Exhibits and Reports for Form 8-K

There are no Exhibits or Reports on Form 8-K

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORNBLOWER INVESTMENTS, INC.

By:                        /S/   Inge L. E. Kerster
Date: February 22, 2002          Inge L. E. Kerster,
                                 Director and President