Form 10QSB
period 2001-06-30
HORNBLOWER INVESTMENTS INC
filed 2002-03-04
CIK 1136464

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                          FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

   [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 32443

                  HORNBLOWER INVESTMENTS, INC.

 Exact name of small business issuer as specified in its charter

Colorado                                            98-551110
(State or other jurisdiction of              I.R.S.Employer
incorporation or organization)                Identification Number

     3215 MATHERS AVENUE, WEST VANCOUVER, BC V8K 2R2 CANADA
                      (Address of principal executive office)

                         (604) 913-8355
                   Issuer's telephone number


                               NA
(Former name, former address and former fiscal year, if changed since last report)


       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.  Yes ____  No ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 560,000 shares

Transitional Small Business Disclosure Format (check one)  Yes ___  No
                              X

                             PART I

                     FINANCIAL INFORMATION

            Item 1. Financial Statements.

The un-audited financial statements for the quarter ended
December 31, 2001 are attached hereto as Exhibit A

            Item 2. Management's Discussion and Analysis or Plan of
            Operation.

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

The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Liquidity and Capital Resources

Hornblower Investments, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2000 reflects current assets of $ 81 in the form of cash, and total assets of $ 81.

Hornblower Investments, Inc. will carry out its plan of business as discussed above. We cannot predict to what extent liquidity and capital resources will be diminished prior to the consummation of a business combination.

We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available.

Irrespective of whether the cash assets prove to be inadequate to meet operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


PART II

OTHER INFORMATION

          Item 1.   Legal Proceedings

     None

          Item 2.   Changes in Securities

     None

          Item 3.   Defaults Upon Senior Securities

     Not Applicable

          Item 4.   Submission of Matters to a Vote of Securities Holders

     None
          Item 6.   Exhibits and Reports on Form 8K

     None


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

HORNBLOWER INVESTMENTS, INC.


Dated February 24, 2002            /S/ Inge L. E. Kerster
                                       Inge L. E. Kerster, President
                                       and Director


             EXHIBIT A




                   HORNBLOWER INVESTMENTS, INC.






                       FINANCIAL STATEMENTS
           FOR THE THREE MONTHS AND SIX MONTHS PERIODS
                      ENDED DECEMBER 30, 2001
                   HORNBLOWER INVESTMENTS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                     AS AT DECEMBER 31, 2001
                     (PREPARED BY MANAGEMENT)

                              ASSETS

CURRENT ASSETS:
  CASH                                                $         58

TOTAL CURRENT ASSETS                                            58


TOTAL ASSETS                                                    58

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                             0


STOCKHOLDERS' EQUITY:
COMMON STOCK, $0.001 PAR
VALUE; 100,000,000 SHARES
AUTHORIZEDAND 210,000 SHARES
ISSUED AND OUTSTANDING                                         560

PREFERRED STOCK, $0.001 PAR
VALUE - 10,000,000 AUTHORIZED
NONE ISSUED AND OUTSTANDING                                      0

ADDITIONAL PAID-IN CAPITAL                                   1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE                                       (1,642)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (     58)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $        58



                      SEE ACCOMPANYING NOTES

                   HORNBLOWER INVESTMENTS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH AND SIX MONTH PERIODS
                  ENDED DECEMBER 31, 2001 AND 2000
                     (PREPARED BY MANAGEMENT)

                                     THREE MONTHS            SIX MONTHS
                                     2001        2000      2001     2000

REVENUES:                            $   0    $    0      $   0    $   0

   OPERATING EXPENSES:

AND FILING FEES                         23        22         45      642

TOTAL OPERATING EXPENSES                23        22         45      620

NET (LOSS) FOR THE PERIOD         $ (   23)  $ (  22)     $ (45)  $ (642)


NET (LOSS) PER SHARE                 (0.00)    (0.00)     (0.00)   (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          560000      560000    560000    560000














                      SEE ACCOMPANYING NOTES

                   HORNBLOWER INVESTMENTS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH AND SIX MONTH PERIODS
                 ENDED DECEMBER 31, 2001 AND 2000
                     (PREPARED BY MANAGEMENT)


                                                          2001      2000
CASH FLOWS PROVIDED BY (USED FOR)


CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET INCOME (LOSS) FOR THE PERIOD                 $ (   45)       $ (642)


CASH FLOWS FROM INVESTING ACTIVITIES:                 0                0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:            0                0


INCREASE (DECREASE) IN CASH FOR THE PERIOD      (    45)          (  642)


CASH, BEGINNING OF PERIOD                           103              788


CASH, END OF PERIOD                            $     58         $    146









                      SEE ACCOMPANYING NOTES

             NOTES TO UNAUDITED FINANCIAL STATEMENTS
                           (Un-audited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2001 financial statements of Hornblower Investments, Inc. ("Registrant")

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE II   DUE TO RELATED PARTY

NA