Form 10QSB
period 2001-09-30
HORNBLOWER INVESTMENTS INC
filed 2002-03-04
CIK 1136464

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 32443

                  HORNBLOWER INVESTMENTS, INC.

 Exact name of small business issuer as specified in its charter

 Colorado                                   98 - 551110

(State or other jurisdiction of            I.R.S. Employer
incorporation or organization)          Identification Number

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The un-audited financial statements for the quarter ended
       September 30, 2001 are attached hereto as Exhibit A

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

HORNBLOWER INVESTMENTS, INC.


     Dated February 24, 2002            /S/ Inge L. E. Kerster
                                   Inge L. E. Kerster, President
                              and Director


                            EXHIBIT A




                  HORNBLOWER INVESTMENTS, INC.





                      FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                    HORNBLOWER INVESTMENTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET
                      AS AT SEPTEMBER 30, 2001
                       (PREPARED BY MANAGEMENT)

                               ASSETS

CURRENT ASSETS:
  CASH                                                $         81

TOTAL CURRENT ASSETS                                            81


TOTAL ASSETS                                                    81

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                            0


STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR
  VALUE; 100,000,000 SHARES
  AUTHORIZEDAND 560,000 SHARES
  ISSUED AND OUTSTANDING                                        560

  PREFERRED STOCK, $0.001 PAR
  VALUE - 10,000,000 AUTHORIZED
  NONE ISSUED AND OUTSTANDING                                   0

ADDITIONAL PAID-IN CAPITAL                                      1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE                                          (1,619)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (81)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $        81

                       SEE ACCOMPANYING NOTES
                    HORNBLOWER INVESTMENTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF OPERATIONS
                  FOR THE THREE MONTH PERIODS ENDED
                     SEPTEMBER 31, 2001 AND 2000
                      (PREPARED BY MANAGEMENT)


                                                   2001       2000

REVENUES:                                             0          0


OPERATING EXPENSES:

  DOCUMENT PREPARATION AND FILING FEES                0        600
  OFFICE  EXPENSES                                   22         20

TOTAL  OPERATING EXPENSES                            22        620


NET  (LOSS)  FOR  THE  PERIOD                   $   (22)     ( 620)


NET   (LOSS)  PER  SHARE                          (0.00)     (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON       SHARES      OUTSTANDING           560,000       560,000














                       SEE ACCOMPANYING NOTES
                    HORNBLOWER INVESTMENTS, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF CASH FLOWS FOR THE
        THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                      (PREPARED BY MANAGEMENT)



                                                    2001      2000

CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
   NET INCOME (LOSS) FOR THE PERIOD              (    22)   $ ( 620)


CASH FLOWS FROM INVESTING ACTIVITIES:                  0          0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:             0          0


INCREASE  (DECREASE) IN CASH FOR THE PERIOD         ( 22)     ( 620)

CASH, BEGINNING OF PERIOD                            103        788


CASH, END OF PERIOD                                   81        168










                       SEE ACCOMPANYING NOTES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            (Un-audited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2001 financial statements of Hornblower Investments, Inc. ("Registrant") included in this amended Form 10 SB filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE II - DUE TO RELATED PARTY

NA