Form 10QSB
period 2002-03-31
HORNBLOWER INVESTMENTS INC
filed 2002-09-20
CIK 1136464

United States
                  Securities and Exchange Commission
                         Washington, DC 20549

                              FORM 10Q SB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 2002

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




                              PART I

                       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Financial Statements for the three month and nine month periods ending March 31, 2002, follow.














                   HORNBLOWER INVESTMENTS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEET
                       AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

                              ASSETS

CURRENT ASSETS:
  CASH                                                $         35

TOTAL CURRENT ASSETS                                            35


TOTAL     ASSETS                                                35

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                             0


STOCKHOLDERS' EQUITY:
  COMMON STOCK, $0.001 PAR
  VALUE; 100,000,000 SHARES
  AUTHORIZEDAND 560,000 SHARES
  ISSUED AND OUTSTANDING                                       560

  PREFERRED STOCK, $0.001 PAR
  VALUE - 10,000,000 AUTHORIZED
  NONE ISSUED AND OUTSTANDING                                    0

ADDITIONAL PAID-IN CAPITAL                                   1,140

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE                                       (1,665)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            35

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $       35



                      SEE ACCOMPANYING NOTES
                   HORNBLOWER INVESTMENTS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH AND NINE MONTH PERIODS
                   ENDED MARCH 31, 2002 AND 2001
                     (PREPARED BY MANAGEMENT)

                                       THREE  MONTHS           NINE MONTHS
                                     2002       2001         2002       2001

REVENUES:                              0          0           0          0

       OPERATING EXPENSES:
         AND   FILING   FEES          23         22          68          664

TOTAL OPERATING EXPENSES              23         22          68          664

NET (LOSS) FOR THE PERIOD         (   23)      ( 22)        (68)        (664)


NET (LOSS) PER SHARE               (0.00)     (0.00)      (0.00)       (0.00)


WEIGHTED AVERAGE NUMBER OF
COMMON   SHARES  OUTSTANDING      560,000     560,000     560,000      560,000














                      SEE ACCOMPANYING NOTES
                   HORNBLOWER INVESTMENTS, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)

                     STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH AND NINE MONTH PERIODS
                   ENDED MARCH 31, 2002 AND 2001
                     (PREPARED BY MANAGEMENT)


                                                  2002      2001

CASH FLOWS PROVIDED BY (USED FOR)


CASH FLOWS FROM (BY) OPERATING ACTIVITIES:
  NET INCOME (LOSS) FOR THE PERIOD              (   68)      (664)


CASH    FLOWS   FROM   INVESTING   ACTIVITIES:       0          0


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:           0          0


INCREASE  (DECREASE) IN CASH FOR  THE  PERIOD      (68)    (  664)

CASH, BEGINNING OF PERIOD                          103        788


CASH,  END OF PERIOD                                35        124









                      SEE ACCOMPANYING NOTES
              NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended June 30, 2001 financial statements of Hornblower Investments, Inc. ("Registrant") as contained in the Form 10K SB filed with the commission.

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

Liquidity and Capital Resources

Hornblower Investments, Inc. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2002 reflects current assets of $ 35 in the form of cash, and total assets of $ 35.

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

HORNBLOWER INVESTMENTS, INC.
     Dated May 8, 2002                  /S/ Inge L. E. Kerster
                                    Inge L. E. Kerster, President
                                          and Director